Form 10QSB
period 2004-12-31
LIGHTHOUSE PARTNERS INC
filed 2005-09-16
CIK 1092794

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Title of Class

Number of Shares outstanding

at December 31, 2004

Transitional Small Business Format     Yes            No    X

No exhibits included.

LIGHT HOUSE PARTNERS, INC.

(A Company in the Development Stage)

BALANCE SHEETS

ASSETS

June 30,

December 31,

2004

2004

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

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

(4,385)

(4,385)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY

$

$

The accompanying notes are an integral part of the financial statements.

LIGHT HOUSE PARTNERS, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE THREE

FOR THE SIX

FROM INCEPTION

MONTHS ENDED

MONTHS ENDED

(April 20, 1994)

December 31,

December 31,

TO

2003

2004

2003

2004

December 31, 2004

REVENUES

$

-0-

$

-0-

$

-0-

$

-0-

$

-0-

OPERATING EXPENSES

  General and Administrative

5,400

TOTAL OPERATING EXPENSES

5,400

NET (LOSS)

$

(5,400)

NET (LOSS) PER SHARE

$

$

$

$

$

(.00)

WEIGHTED AVERAGE NUMBER

 OF SHARES OUTSTANDING

1,000,000

1,000,000

1,000,000

1,000,000

1,000,000

See accompanying Notes to Financial Statements.

LIGHT HOUSE PARTNERS, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FROM INCEPTION

MONTHS ENDED

(April 20, 1994)

December 31,

TO

2003

2004

December 31, 2004

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

$

$

$

See accompanying Notes to Financial Statements.

LIGHT HOUSE PARTNERS, INC.

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2004

1.

Comments

NOTE 1 B CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s June 30, 2004 financial statements.  The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS  -  None

Item 2.

CHANGES IN SECURITIES - None

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

Exhibits--None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHT HOUSE PARTNERS, INC.

Date:

September 14, 2005

By:/s/ Jehu Hand

Jehu Hand,

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)